Form 10-K
period 1997-12-31
CLASSNOTES TRUST 1997-1 SERIES 1997-2
filed 1998-04-01
CIK 1059010

-------------------------------------------------
                                  OMB APPROVAL
               -------------------------------------------------
               OMB Number:        3235-0063
               Expires:        May 31, 2000
               Estimated average burden
               hours per response 1711.00
               -------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                        Commission file number 333-18877

              THE MONEY STORE INC. (AS REPRESENTATIVE UNDER A FIRST
         SUPPLEMENTAL SALE AND SERVICING AGREEMENT, DATED AS OF DECEMBER
                     24, 1997 PROVIDING FOR THE ISSUANCE OF
                      CLASSNOTES TRUST 1997-1, ASSET-BACKED
                             NOTES, SERIES 1997-2).


                              THE MONEY STORE INC.
             (Exact name of registrant as specified in its charter)

                  NEW JERSEY                            91-1815460
         (State or other jurisdiction            (Trust I.R.S. Employer
       of incorporation or organization)            Identification No.)


       2840 MORRIS AVENUE, UNION, NJ                        07083
----------------------------------------                --------------
(Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code (908) 686-2000


           Securities registered pursuant to section 12(b) of the Act:

TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
         None                                        None


           Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         x/ Yes            |_|  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not Applicable.

State the aggregate market value of the voting stock held by non-affiliates of the registrant.

         Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1997.

         Not Applicable

This annual report on Form 10K is filed pursuant to a request for no-action letter forwarded to the Office of Chief Counsel, Division of Corporation Financing, dated February 12, 1996.


                                     PART I

ITEM 1. BUSINESS

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.

ITEM 2. PROPERTIES

         Reference is made to the Annual Compliance Certificate attached hereto as Exhibit 20.

         Reference is made to the Annual Compliance Certificate attached hereto as Exhibit 13.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.




                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         There is no established trading market for Registrant's securities subject to this filing.

         Number of holders of  the NOTES as of March 20, 1998:     16

ITEM 6. SELECTED FINANCIAL DATA

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Annual Compliance certificate attached as
Exhibit 20.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         None.

ITEM 11. EXECUTIVE COMPENSATION

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following information is furnished as of March 20, 1998 as to each Certificateholder of record of more than 5% of the Certificates:


Title of Class                    Name and Address of                  Amount of Security            % of Class
                                    Beneficial Owner                     of Beneficial
                                                                             Owner

ClassNotes Trust                The Bank of New York                       20,000,000                   13.3
1997-I, Series 1997-2,          925 Patterson Plank Rd.
Class A-4                       Secaucus, NJ 07094

                                Boston Safe Deposit and Trust
                                Company                                    20,000,000                   13.3
                                c/o Mellon Bank N.A.
                                Three Mellon Bank Center,
                                Room 153-3015
                                Pittsburgh, PA 15259

                                Chase Manhattan Bank                       95,000,000                   63.3
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

                                French American Banking                    10,000,000                   6.7
                                Corporation
                                200 Liberty Street, 20th Floor
                                New York, New York 10028



Title of Class                  Name and Address of               Amount of Security               % of Class
                                  Beneficial Owner                of Beneficial Owner

ClassNotes Trust                The Bank of New York                  14,000,000                   24.3
1997-I, Series 1997-2,          925 Patterson Plank Rd.
Class A-5                       Secaucus, NJ 07094

                                Citibank, N.A.                        17,000,000                   29.6
                                P.O. Box 30576
                                Tampa, FL 33630-3576

                                Smith Barney Inc.                     22,250,000                   38.7
                                333 W. 34th Street
                                New York, NY 10001

                                SSB Custodian                         4,250,000                    7.4
                                Global Corp. Action. Dept.
                                JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631




Title of Class                Name and Address of Beneficial             Amount of Security           % of Class
                                           Owner                            of Beneficial
                                                                                        Owner

ClassNotes Trust                Bank One Trust Company, N.A.                 4,000,000                    7
1997-I, Series 1997-2,          Corp. Reorg. Proxy Specialist
Class A-6                       235 W. Schrock Road
                                Brooksedge Village
                                Westerville, OH 43081

                                La Salle National Bank                       3,500,000                    6.1
                                c/o ADP Proxy Services

                                Smith Barney Inc.                            38,000,000                   29.2
                                333 W. 34th Street
                                New York, NY 10001

                                SSB Custodian
                                Global Corp. Action. Dept.
                                JAB5W                                        10,000,000                   17.4
                                P.O. Box 1631
                                Boston, MA 02105-1631


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (A)      None

         (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K
(A)

     1. AMBAC Assurance Corporation ("AMBAC") and Subsidiaries' audited consolidated financial statements as of December 31, 1997 and 1996 and for the three years ended December 31, 1997 incorporated herein by reference as an exhibit to AMBAC's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 1998.

     2.   Not applicable

     3.   Exhibits

                 13.  Annual Statement

                 20.  Annual Compliance Certificate

                 23.  Independent Auditors' Consent

(B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporation Finance" dated February 12, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as Representative on behalf of the trust on the 31st day of March, 1998.


                                  THE MONEY STORE INC. as Representative



                                  By:      /S/ MICHAEL BENOFF
                                  Name:    Michael Benoff
                                  Title:   Executive Vice President and
                                           Chief Financial Officer

                                  EXHIBIT INDEX


         DESCRIPTION                                   PAGE NUMBER

         ANNUAL STATEMENT                              10

         ANNUAL COMPLIANCE CERTIFICATE                 22

         ANNUAL INDEPENDENT ACCOUNTANT'S REPORT        23

         INDEPENDENT AUDITORS' CONSENT                 23